Form 10-K/A
period 2006-12-31
New York Mortgage Trust 2006-1
filed 2007-04-20
CIK 1356549

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                        Amendment No. 1





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

        Not applicable.


                             EXPLANATORY NOTE

NYMT Securities Corporation is filing this report on Form 10-K/A to include the footnotes on the report on assessment of compliance with servicing criteria of ABN AMRO Mortgage Group, Inc. as Exhibit 33(a).


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

    Date: April 20, 2007


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


     Dated: April 20, 2007

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

(logo) ABN AMRO


Footnotes to Exhibit A Servicing Criteria

i The servicer performs all of the criterion 1122(d)(2)(i) except for the lockbox function, which is a specific, limited activity.
ii The vendor performs only the lockbox function for criterion 1122(d)(2)(i).
iii The servicer under criterion 1122(d)(2)(ii) makes authorized disbursements on behalf of an obligor for escrowed amounts and to investors and/or the paying agent for their disbursement to investors. The paying agent (another party participating in the servicing function for which the servicer is not the responsible party) makes authorized disbursements to investors.
iv The servicer performs all of the criterion 1122(d)(4)(iv) except for the lockbox function, which is a specific, limited activity.
v The vendor performs only the lockbox function for criterion 1122(d)(4)(iv).
vi The servicer performs all of the functions under criterion 1122(d)(4)(x) except for specific, limited tax and insurance monitoring activity performed by vendors.
vii The servicer performs all of the functions under criterion 1122(d)(4)(xi) except for specific, limited tax and insurance monitoring activity performed by vendors.
viii The servicer performs all of the functions under criterion 1122(d)(4)(xii) except for specific, limited tax and insurance monitoring activity performed by vendors.
ix The servicer performs all of the functions under criterion 1122(d)(4)(xiii) except for specific, limited tax and insurance monitoring activity performed by vendors.
X The vendors perform specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(xiii).











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